Form 10-Q
period 2025-09-30
Launch Two Acquisition Corp.
filed 2025-11-13
CIK 2023676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

LAUNCH TWO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from May 13, 2024 (Inception) Through September 30, 2024	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from May 13, 2024 (Inception) Through September 30, 2024	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from May 13, 2024 (Inception) Through September 30, 2024	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	24

SIGNATURES		25

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 25, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated October 7, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2024-03” are to the FASB ASU Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to October 9, 2026 (or such earlier date as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Launch Two Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $10,950,000, in the aggregate, to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on October 9, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on May 13, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 24, 2024, as amended, and declared effective on October 7, 2024 (File No. 333-280965);

●	“Letter Agreement” are to the Letter Agreement, dated October 7, 2024, which we entered into with our Sponsor and our directors and officers;
●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to (i) Private Placement Warrants Purchase Agreement, dated October 7, 2024, which we entered into with our Sponsor and (ii) the Private Placement Warrants Purchase Agreement, dated October 7, 2024, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 7, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Launch Two Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 7, 2024, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LAUNCH TWO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$500,596	$935,701
Prepaid expenses	144,942	195,909
Total current assets	645,538	1,131,610
Long-term prepaid insurance	755	71,250
Cash and marketable securities held in Trust Account	241,011,789	233,538,339
TOTAL ASSETS	$241,658,082	$234,741,199
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$81,239	$16,136
Accrued offering costs	75,000	75,000
Total current liabilities	156,239	91,136
Deferred Fee payable	10,950,000	10,950,000
TOTAL LIABILITIES	11,106,239	11,041,136

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of $10.48 and $10.15 per share at September 30, 2025 and December 31, 2024, respectively	241,011,789	233,538,339

SHAREHOLDERS’ DEFICIT

Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024 (excluding 23,000,000 shares subject to possible redemption)	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,460,521)	(9,838,851)
TOTAL SHAREHOLDERS’ DEFICIT	(10,459,946)	(9,838,276)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$241,658,082	$234,741,199

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH TWO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from May 13, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$238,860	16,084	$622,233	$55,144
Loss from operations	(238,860)	(16,084)	(622,233)	(55,144)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	2,533,302	—	7,473,450	—
Interest earned on operating cash account	152	—	563	—
Unrealized loss on cash and marketable securities held in Trust Account	(25,679)	—	—	—
Total other income (expense), net	2,507,775	—	7,474,013	—

Net income	$2,268,915	$(16,084)	$6,851,780	$(55,144)

Basic weighted average shares outstanding of redeemable Class A Ordinary Shares	23,000,000	—	23,000,000	—

Basic net income per share, redeemable Class A Ordinary Shares	$0.08	$—	$0.24	$—

Basic weighted average shares outstanding of non-redeemable Class B Ordinary Shares(1)	5,750,000	5,000,000	5,750,000	5,000,000

Basic net income per share, non-redeemable Class B Ordinary Shares	$0.08	$(0.00)	$0.24	$(0.00)

(1)	For the periods ended September 30, 2024, excludes an aggregate of up to 750,000 Class B Ordinary Shares subject to forfeiture by the holders thereof depending on the extent to which the Over-Allotment Option was exercised (Note 5). On October 9, 2024, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Option Units sold pursuant to the full exercise of the Over-Allotment Option; consequently, the 750,000 Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH TWO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,750,000	$575	$—	$(9,838,851)	$(9,838,276)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(2,423,525)	(2,423,525)

Net income	—	—	—	—	—	2,215,852	2,215,852

Balance – March 31, 2025	—	—	5,750,000	575	—	(10,046,524)	(10,045,949)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(2,542,302)	(2,542,302)

Net income	—	—	—	—	—	2,367,013	2,367,013

Balance – June 30, 2025	—	—	5,750,000	575	—	(10,221,813)	(10,221,238)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(2,507,623)	(2,507,623)

Net income	—	—	—	—	—	2,268,915	2,268,915

Balance – September 30, 2025	—	$—	5,750,000	$575	$—	$(10,460,521)	$(10,459,946)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM MAY 13, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 13, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(39,060)	(39,060)

Balance – June 30, 2024	—	—	5,750,000	575	24,425	(39,060)	(14,060)

Net loss	—	—	—	—	—	(16,084)	(16,084)

Balance – September 30, 2024	—	$—	5,750,000	$575	$24,425	$(55,144)	$(30,144)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH TWO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,	For The Period from May 13, 2024 (Inception) through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$6,851,780	$(55,144)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of expenses through IPO Promissory Note – related party	—	48,700
General and administrative costs applied to prepaids contributed by Sponsor through IPO Promissory Note – related party	—	5,106
Interest earned on cash and marketable securities held in Trust Account	(7,473,450)	—
Changes in operating assets and liabilities:
Prepaid expenses	50,967	1,338
Long-term prepaid insurance	70,495	—
Accrued expenses	65,103	—
Net cash used in operating activities	(435,105)	—

Net Change in Cash	(435,105)	—
Cash – Beginning of period	935,701	—
Cash – End of period	$500,596	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred costs included in accrued offering costs	$—	$216,160
Deferred offering costs contributed by Sponsor through IPO Promissory Note – related party	$—	$253,176
Prepaid services contributed by Sponsor through the IPO Promissory Note – related party	$—	$53,440

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Launch Two Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on May 13, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination in any business or industry. As of September 30, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activities for the period from May 13, 2024 (inception) through September 30, 2025 relate to the Company’s formation, and since the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 24, 2024 (File No. 333-280965), was declared effective on October 7, 2024 (as amended, the “IPO Registration Statement”). On October 9, 2024, the Company consummated the initial public offering of 23,000,000 units (the “Units”), which included the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 3,000,000 units (the “Option Units”), at $10.00 per Unit, generating gross proceeds of $230,000,000 (the “Initial Public Offering”), which is described in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,075,000 warrants (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to (i) the Company’s sponsor, Launch Two Sponsor LLC (the “Sponsor”), and (ii) Cantor Fitzgerald & Co. (“Cantor”), the representative of the several underwriters of the Initial Public Offering (the “Underwriters”), generating gross proceeds to the Company of $7,075,000 (the “Private Placement”), which is described in Note 4. Of those 7,075,000 Private Placement Warrants, the Sponsor purchased 4,500,000 Private Placement Warrants and Cantor purchased 2,575,000 Private Placement Warrants. Each whole Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Additionally, at the closing of the Initial Public Offering on October 9, 2024, the Company paid the Underwriters the cash underwriting discount of 2.0% of gross proceeds of the Initial Public Offering, or $4,000,000 in the aggregate.

Transaction costs amounted to $15,615,485, consisting of $4,000,000 of cash underwriting discount, the Deferred Fee (as defined in Note 6) of $10,950,000 and $665,485 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully consummate a Business Combination.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Following the closing of the Initial Public Offering, on October 9, 2024, an amount of $231,150,000 ($10.05 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account may be invested only in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by October 9, 2026 or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (as currently in effect, the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of September 30, 2025, the amount in the Trust Account was $10.48 per Public Share.

The Ordinary Shares (as defined in Note 5) subject to possible redemption were recorded at a redemption value and classified as temporary equity at the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2025, the Company had operating cash of $500,596 and a working capital surplus of $489,299. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 5), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the accompanying unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 25, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future periods.

Emerging Growth Company Status

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $500,596 and $935,701 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest income on cash and marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2025, the assets held in the Trust Account of $241,011,789 were held in money market funds. At December 31, 2024, substantially all of the assets held in the Trust Account of $233,538,339 were held in Treasury Bills.

For the three and nine months ended September 30, 2025, the Company recorded $2,533,302 and $7,473,450 of interest earned on cash and marketable securities held in Trust Account, respectively, in the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2025, the Company did not withdraw any interest earned on the Trust Account.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit as the Warrants were accounted for under equity treatment based on the equity classification of the underlying financial instruments, after Management’s evaluation.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(805,000)
Class A Ordinary Shares issuance costs	(15,541,040)
Plus:
Accretion of carrying value to redemption value	19,884,379
Class A Ordinary Shares subject to possible redemption, December 31, 2024	233,538,339
Plus:
Accretion of carrying value to redemption value	2,423,525
Class A Ordinary Shares subject to possible redemption, March 31, 2025	235,961,864
Plus:
Accretion of carrying value to redemption value	2,542,302
Class A Ordinary Shares subject to possible redemption, June 30, 2025	238,504,166
Plus:
Accretion of carrying value to redemption value	2,507,623
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$241,011,789

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

The table below presents a reconciliation of the numerator used to compute basic and diluted net income (loss) per Ordinary Share.

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,815,132	$453,783	$5,481,424	$1,370,356
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per Ordinary Share	$0.08	$0.08	$0.24	$0.24

	For the Three Months Ended September 30, 2024		For the Period From May 13, 2024 (Inception) Through September 30, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per Ordinary Share
Numerator:
Allocation of net loss	$—	$(16,084)	$—	$(55,144)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	—	5,000,000	—	5,000,000
Basic and diluted net loss per Ordinary Share	$—	$(0.00)	$—	$(0.01)

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Recent Accounting Standards

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

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, on October 9, 2024, the Company sold 23,000,000 Units, which included the full exercise of the Over-Allotment Option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share, and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 7,075,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, or $7,075,000 in the aggregate. Of those 7,075,000 Private Placement Warrants, the Sponsor purchased 4,500,000 Private Placement Warrants and Cantor purchased 2,575,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 7).

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

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of such initial holders of the Founder Shares with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination that results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company had borrowed $0 under the IPO Promissory Note. The Company repaid all the outstanding balance of the IPO Promissory Note at the closing of the Initial Public Offering on October 9, 2024 and borrowings under the IPO Promissory Note are no longer available.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor pursuant to which, commencing on October 7, 2024, through the earlier of consummation of the initial Business Combination or the liquidation, the Company pays an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2025, the Company incurred and paid $37,500 and $112,500, respectively, in fees for these services, which amounts are included in the accompanying condensed statements of operations. For the three months ended and for the period from May 13, 2024 (inception) through September 30, 2024, the Company did not incur any of these fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Registration Rights Agreement

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

The Underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units, excluding any proceeds pursuant to the Over-Allotment Option), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting fee of 4.50% of the gross proceeds of the Initial Public Offering, other than those sold pursuant to the Over-Allotment Option, and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, $10,950,000 in the aggregate payable upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement, dated October 7, 2024, by and between the Company and Cantor (such fee, the “Deferred Fee”).

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

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

Holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the Public Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares issuable upon exercise of the Warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable.

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. At September 30, 2025, assets held in the Trust Account were comprised of $858 in cash and $241,010,931 in a money market fund, which was invested primarily in Treasury Bills. During the nine months ended September 30, 2025, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2024, assets held in the Trust Account were comprised of $1,247 in cash and $233,537,092 in Treasury Bills. During the period ended December 31, 2024, the Company did not withdraw any interest income from the Trust Account.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the accompanying unaudited condensed statements of operations as net income (loss). The measure of segment assets is reported on the accompanying unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

	September 30, 2025	December 31, 2024
Trust Account	$241,011,789	$233,538,339
Cash	$500,596	$935,701

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
General and administrative expenses	$238,860	$622,233
Interest earned on cash and marketable securities held in Trust Account	$2,533,302	$7,473,450

	For the Three Months Ended September 30, 2024	For the Period from May 13, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$16,084	$55,144
Interest earned on cash and marketable securities held in Trust Account	$—	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated October 7, 2025, by and between the Company and Continental.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies. General and administrative expenses, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on May 13, 2024, for the purpose of effecting a Business Combination.Our Sponsor is Launch Two Sponsor LLC.

We are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on October 7, 2024. On October 9, 2024, we consummated our Initial Public Offering of 23,000,000 Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 7,075,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,075,000. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $231,150,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until October 9, 2026 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs, (such as us), to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 13, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,268,915, which consists of interest income on cash and marketable securities held in the Trust Account of 2,533,302 and interest on operating cash of $152, partially offset by general and administrative costs of $238,860 and unrealized loss on marketable securities held in the Trust Account of $25,679.

For the nine months ended September 30, 2025, we had net income of $6,851,780, which consists of interest income on cash and marketable securities held in the Trust Account of $7,473,450 and interest on operating cash of $563, partially offset by general and administrative costs of $622,233.

For the three months ended September 30, 2024, we had net loss of $16,084, which consists of general and administrative costs.

For the period from May 13, 2024 (inception) through September 30, 2024, we had net loss of $55,144, which consists of general and administrative costs.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering including the full exercise of the Over-Allotment Option and the Private Placement, a total of $231,150,000 was initially placed in the Trust Account. We incurred costs of $15,615,485, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee of $10,950,000 and $665,485 of other offering costs

For the nine months ended September 30, 2025, cash used in operating activities was $435,105. Net income of $6,851,780 was affected by interest earned on marketable securities held in the Trust Account of $7,473,450. Changes in operating assets and liabilities used $186,565 of cash for operating activities.

For the period from May 13, 2024 (inception) through September 30, 2024, cash used in operating activities was $0. Net loss of $55,144 was affected by payment of expenses through the IPO Promissory Note of $48,700 and general and administrative costs applied to prepaids contributed by the Sponsor through the IPO Promissory Note of $5,106, Changes in operating assets and liabilities provided $1,338 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $241,011,789. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025, we had cash held outside of the Trust Account of approximately $500,596. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024, or the completion of our Initial Public Offering. The loan of $300,000 was fully repaid upon the consummation of our Initial Public Offering on October 9, 2024. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrants. The warrants would be identical to the Private Placement Warrant. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 9, 2026. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on October 8, 2024, and until completion of our initial Business Combination or liquidation, we reimburse an affiliate of our Sponsor $12,500 per month for certain office space, utilities and secretarial and administrative services as may be reasonably required by our Company pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2025, the Company incurred and paid $37,500 and $112,500, respectively, in fees for these services, which amounts are included in the accompanying condensed statements of operations. For the three months ended and for the period from May 13, 2024 (inception) through September 30, 2024, the Company did not incur any of these fees.

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

The Underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds pursuant to the full exercise of the Over-Allotment Option), which was paid at the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of (i) 4.50% of the gross proceeds of the Initial Public Offering, excluding any proceeds from the Option Units sold pursuant to the full exercise of the Over-Allotment Option, and (ii) 6.50% of the gross proceeds sold pursuant to the exercise of the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of our initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets included in this Report under Item 1. “Financial Statements”.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income (loss) pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that there are any other recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2025 and June 30, 2025, as filed with the SEC on May 14, 2025 and August 14, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on November 19, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2025	Launch Two Acquisition Corp.

	By:	/s/ Jay McEntee
	Name:	Jay McEntee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)