Form 10-Q
period 2026-06-30
Launch Two Acquisition Corp.
filed 2026-08-14
CIK 2023676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

LAUNCH TWO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 25, 2025;

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC) on March 27, 2026;
●	“2025 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 13, 2025;

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 14, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated October 7, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to October 9, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Launch Two Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $10,950,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering (as defined below) and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on October 9, 2024;
●	“Initial shareholders” are to our sponsor and any other holders of our Founder Shares immediately prior to this offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on May 13, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 24, 2024, as amended, and declared effective on October 7, 2024 (File No. 333-280965);

●	“Letter Agreement” are to the Letter Agreement, dated October 7, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“NuCube” are to NuCube Energy, Inc., a Delaware corporation.
●

“NuCube Business Combination Agreement” are to the Business Combination Agreement, dated as of June 25, 2026, between the Company, NuCube, Tesseract Merger Sub Inc., Jay McEntee, in the capacity as the Company representative, IdealabAZ, Inc., a Delaware corporation, in the capacity as representative for the NuCube Stockholders.

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated October 7, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated October 7, 2024, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 7, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Launch Two Sponsor LLC, Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated October 7, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 7, 2024, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated October 7, 2024, which we entered into with Continental, as warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LAUNCH TWO ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets
Cash	$23,197	$250,079
Prepaid expenses	94,647	109,455
Total current assets	117,844	359,534
Cash and marketable securities held in Trust Account	247,682,183	243,358,236
TOTAL ASSETS	$247,800,027	$243,717,770
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,120,824	$156,201
Total current liabilities	1,120,824	156,201
Deferred Fee payable	10,950,000	10,950,000
TOTAL LIABILITIES	12,070,824	11,106,201

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A Ordinary Shares subject to possible redemption, 23,000,000 and 23,000,000 shares at redemption value of $10.77 and $10.58 per share at June 30, 2026 and December 31, 2025, respectively	247,682,183	243,358,236

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,953,555)	(10,747,242)
TOTAL SHAREHOLDERS’ DEFICIT	(11,952,980)	(10,746,667)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$247,800,027	$243,717,770

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAUNCH TWO ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$1,011,804	$175,476	$1,206,332	$383,373
Net loss	(1,011,804)	(175,476)	(1,206,332)	(383,373)

Other income:
Interest earned on Bank Account	4	187	19	411
Interest earned on cash and marketable securities held in Trust Account	2,174,571	2,544,350	4,323,947	4,940,148
Unrealized gain on cash and marketable securities held in Trust Account	—	(2,048)	—	25,679
Total other income, net	2,174,575	2,542,489	4,323,966	4,966,238

Net income	$1,162,771	$2,367,013	$3,117,634	$4,582,865

Basic and diluted weighted average shares outstanding of redeemable Class A Ordinary Shares	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income per ordinary share, redeemable Class A Ordinary Shares	$0.04	$0.08	$0.11	$0.16
Basic and diluted weighted average shares outstanding of non-redeemable Class B Ordinary Shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.04	$0.08	$0.11	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAUNCH TWO ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	5,750,000	$575	$—	$(10,747,242)	$(10,746,667)

Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(2,149,376)	(2,149,376)

Net income	—	—	—	—	—	1,954,863	1,954,863

Balance – March 31, 2026	—	—	5,750,000	575	—	(10,941,755)	(10,941,180)

Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(2,174,571)	(2,174,571)

Net income	—	—	—	—	—	1,162,771	1,162,771

Balance – June 30, 2026	—	$—	5,750,000	$575	$—	$(11,953,555)	$(11,952,980)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,750,000	$575	$—	$(9,838,851)	$(9,838,276)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(2,423,525)	(2,423,525)

Net income	—	—	—	—	—	2,215,852	2,215,852

Balance – March 31, 2025	—	—	5,750,000	575	—	(10,046,524)	(10,045,949)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(2,542,302)	(2,542,302)

Net income	—	—	—	—	—	2,367,013	2,367,013

Balance – June 30, 2025 (Unaudited)	—	$—	5,750,000	$575	$—	$(10,221,813)	$(10,221,238)

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAUNCH TWO ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,117,634	$4,582,865
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(4,323,947)	(4,940,148)
Unrealized gain on marketable securities held in Trust Account	—	(25,679)
Changes in operating assets and liabilities:
Prepaid expenses	14,808	29,017
Long-term prepaid insurance	—	47,500
Accrued expenses	964,623	(9,969)
Net cash used in operating activities	(226,882)	(316,414)

Net Change in Cash	(226,882)	(316,414)
Cash – Beginning of period	250,079	935,701
Cash – End of period	$23,197	$619,287

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Launch Two Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on May 13, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination in any business or industry. As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

The Company has a wholly-owned subsidiary that was formed on May 18, 2026, Tesseract Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of the Company. The transactions contemplated by the NuCube Business Combination Agreement are intended to serve as the Company’s initial Business Combination.

As of June 30, 2026, the Company had not commenced any operations. All activities for the period from May 13, 2024 (inception) through June 30, 2026 relate to the Company’s formation, and since the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of June 30, 2026, the amount in the Trust Account was $10.77 per Public Share.

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NuCube Business Combination Agreement

The below subsection describes the material provisions of the NuCube Business Combination Agreement (as defined below), but does not purport to describe all the terms thereof. This summary of the NuCube Business Combination Agreement is qualified in its entirety by reference to the complete text of the NuCube Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 of which the accompanying unaudited condensed financial statements and these notes thereto form a part and is incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the NuCube Business Combination Agreement.

On June 25, 2026, the Company entered into a Business Combination Agreement (the “NuCube Business Combination Agreement”) with NuCube Energy, Inc., a Delaware corporation (together with its successors, “NuCube”), Tesseract Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Jay McEntee, in the capacity as the representative, from and after the Effective Time (as defined below), for the shareholders of the Company as of immediately prior to the Effective Time and their successors and assigns (other than the NuCube stockholders) and IdealabAZ, Inc., a Delaware corporation, in the capacity as representative, from and after the Effective Time, for the NuCube stockholders as of immediately prior to the Effective Time (the “Seller Representative”).

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Pursuant to the NuCube Business Combination Agreement and subject to the terms and conditions set forth therein, (i) on or prior to the closing (the “Closing”, and the date and time of the Closing, the “Closing Date”) of the transactions contemplated by the NuCube Business Combination Agreement (the “Business Combination”), the Company will de-register from the Register of Companies of the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation pursuant to Part 12 of the Companies Act (Revised) of the Cayman Islands and the applicable provisions of the General Corporation Law of the State of Delaware (the “Domestication”); and (ii) following the Domestication, (A) Merger Sub will merge with and into NuCube, with NuCube continuing as the surviving entity (the “Merger”) and, as a result of which, each share of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (after giving effect to the Preferred Conversion (as defined below)) shall no longer be outstanding and shall automatically be cancelled and cease to exist in exchange for the right to receive a number of shares of common stock of the Company, par value $0.0001 per share (the “SPAC Common Stock”) equal to the Exchange Ratio (as defined below), and (B) prior to the Effective Time, all outstanding shares of preferred stock of NuCube will either be exchanged for, or convert into, shares of NuCube Common Stock at the applicable conversion ratio (including any accrued or declared but unpaid dividends) in accordance with the NuCube’s organizational documents (the “Preferred Conversion”). As a result of the Merger and the Business Combination, NuCube will become a wholly owned subsidiary of the Company, all upon the terms and subject to the conditions set forth in the NuCube Business Combination Agreement.

At the Effective Time, each outstanding option (whether vested or unvested) (each, a “NuCube Option”) to purchase NuCube Common Stock will be assumed by and automatically converted into an option for shares of SPAC Common Stock (each, an “Assumed Option”) subject to the same terms, conditions, vesting schedule and other provisions as are currently applicable to such NuCube Options; provided that each Assumed Option will be exercisable for the number of shares of SPAC Common Stock equal to the product of the Exchange Ratio (as defined below) multiplied by the number of shares of NuCube Common Stock subject to the NuCube Option as of immediately prior to the Effective Time, rounded down to the nearest whole number, at an exercise price equal to the quotient of the per share exercise price of the NuCube Option divided by the Exchange Ratio, rounded up to the nearest whole cent.

At the Effective Time, each warrant to purchase NuCube Common Stock (each, a “NuCube Warrant”) that is outstanding and unexercised immediately prior to the Effective Time shall be assumed by the Company and automatically converted into a warrant for shares of SPAC Common Stock (each, an “Assumed Warrant”). Each Assumed Warrant will be subject to the same terms, conditions and other provisions as are currently applicable to the applicable NuCube Warrant; provided that each Assumed Warrant will be exercisable for the number of shares of SPAC Common Stock equal to the product of the Exchange Ratio multiplied by the number of shares of NuCube Common Stock subject to such NuCube Warrant as of immediately prior to the Effective Time, rounded down to the nearest whole number, at an exercise price equal to the quotient of the per share exercise price of such NuCube Warrant divided by the Exchange Ratio, rounded up to the nearest whole cent.

Consideration

The aggregate consideration to be delivered to the security holders of NuCube as of the Effective Time will be a number of newly issued shares of SPAC Common Stock equal to the quotient of (A) $500,000,000 minus the excess of the Company’s expenses (if any) over $5,000,000 (such net amount, the “Purchase Price”), divided by (B) $10.82 (the “Reference Price”), with each holder of NuCube Common Stock (each, a “NuCube Stockholder”) receiving, for each share of NuCube Common Stock held immediately prior to the Effective Time (after giving effect to the Preferred Conversion or otherwise treating shares of NuCube Preferred Stock on an as-converted to NuCube Common Stock basis), a number of shares of SPAC Common Stock equal to the Exchange Ratio, each holder of NuCube Options receiving for such holder’s NuCube Options then held the Assumed Options, and each holder of NuCube Warrants receiving for such holder’s NuCube Warrants then held the Assumed Warrants. The Exchange Ratio refers to the quotient obtained by dividing (i) the quotient of the Purchase Price divided by the Reference Price by (ii) the Fully Diluted NuCube Shares (as defined below) (the “Exchange Ratio”).

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The NuCube Business Combination Agreement also provides for an earnout of up to 12,575,000 additional shares of SPAC Common Stock (the “Earnout Shares”) to NuCube Stockholders following the Closing. The Earnout Shares will be released from escrow if, during the three-year period following the Closing, the volume weighted average price of SPAC Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and similar transactions after the Closing) for at least 20 trading days within any consecutive 30 trading day period (the “Triggering Event”), subject to adjustment as set forth in the NuCube Business Combination Agreement. If the Triggering Event is achieved, 50% of the Earnout Shares will be released 90 days following confirmation of such Triggering Event (the “Determination Date”), and the remaining 50% of the Earnout Shares will be released 180 days after the Determination Date. If the Triggering Event is not achieved during the Earnout Period, the Earnout Shares will be forfeited to the Company and cancelled.

The “Fully Diluted Company Shares” means, without duplication, (a) the total number of shares of NuCube Common Stock issued and outstanding as of immediately prior to the Effective Time (after giving effect to the Preferred Conversion), plus (b) the aggregate number of shares of NuCube Common Stock issuable upon, or pursuant to the conversion of NuCube SAFEs, plus (c) the aggregate number of shares of NuCube Common Stock issuable upon, or pursuant to, the exercise of NuCube Options that are issued and outstanding as of immediately prior to the Effective Time, treating such outstanding NuCube Options as having been exercised in full (calculated on a “cashless” (i.e. net exercise basis), plus (d) the aggregate number of shares of NuCube Common Stock issuable upon, or pursuant to, the exercise of NuCube Warrants that are issued and outstanding as of immediately prior to the Effective Time, treating such NuCube Warrants as having been exercised in full (calculated on a “cashless” (i.e., net exercise) basis).

Representations and Warranties

The NuCube Business Combination Agreement contains representations and warranties that are reasonably customary for similar transactions that are made by the parties as of the date of the NuCube Business Combination Agreement, or other specified dates, solely for the benefit of certain of the parties to the NuCube Business Combination Agreement, and in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the NuCube Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the NuCube Business Combination Agreement.

The representations and warranties of the parties contained in the Business Combination Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Business Combination Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party to the Business Combination Agreement has agreed to use its commercially reasonable efforts, and to cooperate fully with one another, to consummate the Business Combination. The Business Combination Agreement also contains certain customary covenants by each of the parties that apply during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement (the “Interim Period”), including (i) the provision of access to the applicable party’s properties, books and personnel; (ii) the operation of the parties’ respective businesses in the ordinary course of business; (iii) the current and timely filing of the Company’s public filings; (iv) no insider trading; (v) notifications to the other parties of certain breaches, consent requirements and other matters; (vi) obtaining third-party and regulatory approvals; (vii) tax matters; (viii) further assurances; (ix) public announcements; (x) confidentiality; and (xi) other covenants. The Business Combination Agreement also contains certain customary post-Closing covenants, including, without limitation, in regard to (1) tax matters; (2) the maintenance of books and records; and (3) the indemnification of directors and officers.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Additionally, both the Company and NuCube agreed that it will not solicit or enter into a competing alternative transaction, in accordance with customary terms and provisions set forth in the NuCube Business Combination Agreement.

The Company agreed that it will not approve, endorse or recommend, or publicly propose to approve, endorse or recommend, any Acquisition Proposal, or otherwise change, withdraw, withhold, qualify or modify, or publicly propose to change, withdraw, withhold, qualify or modify its recommendation to its shareholders (the “SPAC Board Recommendation”) for approval of the NuCube Business Combination Agreement and the Business Combination (a “Change in Recommendation”); provided, however, that if the Company’s board of directors (the “SPAC Board”), after consultation with its outside legal counsel, determines in good faith, in response to an Intervening Event, that the failure to make a Change in Recommendation would be a breach of its fiduciary duties under applicable law, then the SPAC Board may make a Change in Recommendation; provided that SPAC will not be entitled to make a Change in Recommendation unless (i) the Company delivers to NuCube a written notice advising NuCube that the SPAC Board proposes to take such action and containing the material facts underlying its determination that an Intervening Event has occurred, and (ii) at or after 5:00 p.m., New York City time, on the fifth Business Day immediately following delivery of such notice (subject to an additional three Business Day period for any new notice relating to a material development with respect to such Intervening Event), the SPAC Board reaffirms in good faith, after consultation with its outside legal counsel and taking into account any adjustments to the terms of the NuCube Business Combination Agreement offered by NuCube, that the failure to make a Change in Recommendation would be a breach of its fiduciary duties under applicable law; provided that any Change in Recommendation shall not affect the Company’s obligations to call an extraordinary general meeting to approve the SPAC Shareholder Approval Matters.

NuCube will deliver to the Company financial statements of NuCube audited by a PCAOB-qualified auditor in accordance with PCAOB auditing standards, accompanied by an unqualified opinion of the auditor thereon (collectively, the “Audited Financials”), as soon as reasonably practicable after the date of the NuCube Business Combination Agreement but no later than 45 days from the date of the NuCube Business Combination Agreement (the “Audit Delivery Date”).

The Company and NuCube will, as promptly as practicable after the date of the NuCube Business Combination Agreement, prepare and file with the SEC, a registration statement on Form S-4 (as amended, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the securities of the Company to be issued pursuant to the Business Combination, and containing a proxy statement/prospectus for the solicitation of proxies from the Company shareholders to approve the NuCube Business Combination Agreement, the Business Combination and related matters at an extraordinary general meeting of the Company’s shareholders (the “SPAC Special Meeting”), and providing the Company’s public shareholders with an opportunity to request redemption of their public shares in connection with the Business Combination, as required by the Company’s amended and restated memorandum and articles of association and the Company’s IPO Registration Statement (the “Redemption”).

As promptly as practicable after the Registration Statement has become effective and distributed by the Company (and in all cases within ten days following such date), NuCube will either (a) call a meeting of its stockholders to obtain and deliver to the Company a written consent of the NuCube Stockholders in order to approve the NuCube Business Combination Agreement and each of the ancillary documents to which NuCube is or is required to be a party or bound and the consummation of the transactions contemplated thereby (the “NuCube Stockholder Approval”) or (b) use its reasonable best efforts to obtain a signed written consent in lieu of a meeting of its stockholders for the NuCube Stockholder Approval. At the request of the Company, NuCube shall make the members of its management reasonably available to participate in management presentations, “road shows,” rating agency presentations, meetings with financing sources and similar events in connection with obtaining the approval of the Company shareholders, any “share recycling” efforts by the Company and the obtaining of any debt or equity financing (including Transaction, ratings or governmental or other third-party approvals.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The parties shall take all action necessary so that, effective at the Closing, the post-Closing board of directors of the Company (the “Post-Closing Board”) will consist of at least seven individuals, two of which will be designated by the Company (each of whom shall be independent directors in accordance with the requirements of Nasdaq, five of whom will be designated by NuCube (at least three of whom shall be independent directors in accordance with the requirements of Nasdaq). The amended and restated organizational documents of the Company will provide for a classified board structure consisting of three classes of directors serving staggered terms. In addition, at or prior to the Closing, the Company will enter into customary director indemnification agreements with each member of the Post-Closing Board. The parties shall also take all action necessary so that the individuals serving as the chief executive officer and chief financial officer, respectively, of the Company immediately after the Closing will be the same individuals (in the same office) as that of NuCube immediately prior to the Closing (unless, at its sole discretion, NuCube desires to appoint another qualified person to either such role, in which case, such other person(s) identified by NuCube shall serve in such role or roles).

During the Interim Period, the Company and NuCube shall use reasonable best efforts to enter into written agreements for Transaction Financings (as defined below) with aggregate proceeds of at least $100 million (on such terms and structuring and using such strategy, placement agents and approach, as the Company and NuCube shall mutually agree). “Transaction Financings” mean capital raising transactions in connection with the Business Combination structured as one or a combination of common equity, preferred equity, convertible equity or debt, non-redemption or backstop arrangements with respect to the Trust Account, a committed equity facility, debt facility, and/or other sources of cash or cash equivalents, in each case, whether such investment is into the Company or NuCube.

Conditions to Closing

The obligations of the parties to consummate the Business Combination are subject to various conditions, including the following mutual conditions of the parties, unless waived: (i) the approval of the NuCube Business Combination Agreement and the Business Combination and related matters by the requisite vote of each of the Company’s shareholders and NuCube’s stockholders; (ii) the expiration or termination of any waiting period applicable to the consummation of the NuCube Business Combination Agreement under any antitrust laws; (iii) obtaining applicable regulatory approvals; (iv) no law or order preventing or prohibiting the Business Combination; (v) appointment of the Post-Closing Board consistent with the requirements of the NuCube Business Combination Agreement; (vi) the effectiveness of the Registration Statement; (vii) the Amended Organizational Documents shall have been adopted as the Organizational Documents of the Company; (viii); the Company Common Stock shall have been approved for listing on Nasdaq or the New York Stock Exchange upon the Closing; and (ix) the Company having adopted, on or prior to the Closing, an incentive plan substantially in the form attached to the NuCube Business Combination Agreement.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

In addition, unless waived by NuCube, the obligations of NuCube to consummate the Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations of the Company relating to organization and standing, authorization, non-contravention, capitalization (other than certain portions of such representation in the NuCube Business Combination Agreement) and finders and brokers being true and correct in all material respects on and as of the date of the NuCube Business Combination Agreement and as of the Closing Date (except to the extent that any such representation and warranty is expressly made as of an earlier date, in which case such representation and warranty shall be true and correct in all material respects as of such earlier date); (ii) the representations and warranties of the Company set forth in certain portions of the capitalization representation being true and correct in all respects (except for de minimis inaccuracies) on and as of the date of the NuCube Business Combination Agreement and as of the Closing Date (except to the extent that any such representation and warranty is expressly made as of an earlier date, in which case such representation and warranty shall be true and correct in all respects (except for de minimis inaccuracies) as of such earlier date); (iii) all other representations and warranties of the Company being true and correct (without giving effect to any limitations as to “materiality” or any similar limitation set forth herein) in all respects on and as of the date of the NuCube Business Combination Agreement and as of the Closing Date, as though made on and as of the Closing Date (except to the extent that any such representation and warranty is expressly made as of an earlier date, in which case such representation and warranty shall be true and correct in all respects as of such earlier date), except where the failure of such representations and warranties to be true and correct, individually and in the aggregate has not had a Material Adverse Effect; (iv) the Company having performed in all material respects its obligations and complied in all material respects with the covenants and agreements under the NuCube Business Combination Agreement required to be performed or complied with by the Company on or prior to the Closing Date; (v) the sum of (x) the aggregate cash proceeds available for release from the Trust Account (after giving effect to the completion and payment of the Redemption), plus (y) the aggregate gross proceeds of any Transaction Financings minus (z) the aggregate amount of each party’s Expenses, shall equal or exceed $75,000,000; (vi) each of the Sponsor Support Agreement, the Insider Letter Amendment and the Amended Registration Rights Agreement shall be in full force and effect in accordance with the terms thereof as of the Closing; and (vii) the Company shall have delivered certain other documents as set forth in the NuCube Business Combination Agreement.

Unless waived by the Company, the obligations of the Company to consummate the Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations of NuCube relating to capitalization being true and correct in all respects (except for de minimis inaccuracies) on and as of the date of the NuCube Business Combination Agreement and as of the Closing Date; (ii) the representations of NuCube relating to organization and standing, authorization, non-contravention, capitalization (other than the certain portions of such representation in the NuCube Business Combination Agreement) and finders and brokers being true and correct (without giving effect to any limitation as to “materiality” set forth therein) in all material respects on and as of the date of the NuCube Business Combination Agreement and as of the Closing Date (except to the extent that any such representation and warranty is expressly made as of an earlier date, in which case such representation and warranty shall be true and correct in all material respects as of such earlier date); (iii) all other representations and warranties of NuCube being true and correct (without giving effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth herein) in all respects on and as of the date of the NuCube Business Combination Agreement and on and as of the Closing Date (except to the extent that any such representation and warranty is expressly made as of an earlier date, in which case such representation and warranty shall be true and correct in all respects as of such earlier date), except where the failure of such representations and warranties to be true and correct, individually and in the aggregate has not had a Material Adverse Effect on NuCube; (iv) NuCube having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the NuCube Business Combination Agreement required to be performed or complied with on or prior to the Closing Date; (v) absence of any Material Adverse Effect with respect to NuCube since the date of the NuCube Business Combination Agreement which is continuing and uncured; (vi) the Company Support Agreement, the Non-Competition Agreement, the Employment Agreement, and the Amended Registration Rights Agreement being in full force and effect as of the Closing; (vii) the Preferred Conversion shall have been completed; and (viii) NuCube having delivered certain other documents as set forth in the NuCube Business Combination Agreement.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Termination

The NuCube Business Combination Agreement may be terminated at any time prior to the Closing by either the Company or NuCube if the Closing does not occur by October 9, 2026, (the “Outside Date”); provided that if the Company obtains, prior to the Outside Date, (i) agreements have been entered into for Transaction Financing in the aggregate gross amount of at least $75,000,000 and (ii) the approval of its shareholders for an extension of the deadline by which the Company must complete its Business Combination, then the Outside Date shall automatically be amended to November 9, 2026; provided further that this right to terminate the NuCube Business Combination Agreement shall not be available to any party if the breach or violation by such party or its affiliates of any representation, warranty, covenant or obligation under the NuCube Business Combination Agreement was the cause of, or resulted in, the failure of the Closing to occur on or before the Outside Date.

The NuCube Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (i) by mutual written consent of the Company and NuCube; (ii) by written notice by either the Company or NuCube to the other if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Business Combination, and such order or other action has become final and non-appealable; (iii) by NuCube for the Company’s uncured breach of the NuCube Business Combination Agreement, such that the related closing condition would not be met; (iv) by the Company for NuCube’s uncured breach of the NuCube Business Combination Agreement, such that the related closing condition would not be met; (v) by the Company, if there shall have been a Material Adverse Effect on NuCube following the date of the NuCube Business Combination Agreement which is (or are) not cured and continuing; (vi) by NuCube prior to obtaining the approval of the Company’s shareholders, if the SPAC Board shall have (x) made a Change in Recommendation or (y) failed to include the SPAC Board Recommendation in the proxy statement; provided, however, that NuCube shall provide such written notice, if at all, within 72 hours after the occurrence of either (x) or (y) above; (vii) by either NuCube or the Company if the Company holds the SPAC Special Meeting to approve the NuCube Business Combination Agreement and the Business Combination, and such approval is not obtained; (viii) by either NuCube or the Company if the NuCube’s meeting to approve the Company Stockholder Approval was held and NuCube’s stockholder approval was not obtained; and (ix) by written notice from the Company to NuCube, at any time within 60 days after the Audit Delivery Date, if NuCube has not delivered the Audited Financials prior to the date of such notice of termination.

If the NuCube Business Combination Agreement is terminated, all further obligations of the parties under the NuCube Business Combination Agreement (except for certain obligations related to public announcements, confidentiality, effect of termination, fees and expenses, trust account waiver, and customary miscellaneous provisions) will terminate, and no party to the NuCube Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the NuCube Business Combination Agreement prior to such termination.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2026, the Company had operating cash of $23,197 and a working capital deficit of $1,002,980. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently October 9, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined the Company’s liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the accompanying unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future periods.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on May 18, 2026. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed consolidated financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $23,197 and $250,079 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest income on cash and marketable securities held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account of $247,682,183 and $243,358,236, respectively, were held in money market funds.

For the three and six months ended June 30, 2026 and 2025, the Company recorded $2,174,571 and $4,323,947, $2,544,350 and $4,940,148, respectively, of interest earned on cash and marketable securities held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2026 and 2025, the Company did not withdraw any interest earned on the Trust Account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited condensed consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2024	$233,538,339
Plus:
Accretion of carrying value to redemption value	9,819,897
Class A Ordinary Shares subject to possible redemption, December 31, 2025	243,358,236
Plus:
Accretion of carrying value to redemption value	2,149,376
Class A Ordinary Shares subject to possible redemption, March 31, 2026	245,507,612
Plus:
Accretion of carrying value to redemption value	2,174,571
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$247,682,183

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The tables below present a reconciliation of the numerator used to compute basic and diluted net income per Ordinary Share.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$930,217	$232,554	$1,893,610	$473,403	$2,494,107	$623,527	$3,666,292	$916,573
Denominator:
Basic weighted average Ordinary Shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per Ordinary Share	$0.04	$0.04	$0.08	$0.08	$0.11	$0.11	$0.16	$0.16

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

IPO Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had borrowed $0 under the IPO Promissory Note. The Company repaid all the outstanding balance of the IPO Promissory Note at the closing of the Initial Public Offering on October 9, 2024 and borrowings under the IPO Promissory Note are no longer available.

Advance from Related Party

Prior to the initial public offering, the Company received a $42,923 advance from the Sponsor. The Company repaid the advance in full upon the closing of the initial public offering. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding.

Administrative Services Agreement

The Company entered into agreements with an affiliate of the Sponsor pursuant to which, commencing on October 7, 2024, through the earlier of consummation of the initial Business Combination or the liquidation, the Company pays an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2026 and 2025, the Company incurred $37,500 and $75,000 in fees for these services, which is included in accrued expenses in the accompanying condensed consolidated balance sheets for 2026 and in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for 2025. For the three and six months ended June 30, 2025, the Company incurred and paid $37,500 and $75,000 in fees for these services, which amounts are included in the accompanying condensed consolidated statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NuCube Business Combination Agreement

On June 25, 2026, the Company entered into the NuCube Business Combination Agreement with NuCube Energy, Inc., a Delaware corporation (together with its successors, “NuCube”), Tesseract Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Jay McEntee, in the capacity as the representative, from and after the Effective Time (as defined below), for the shareholders of the Company as of immediately prior to the Effective Time and their successors and assigns (other than the NuCube stockholders) and IdealabAZ, Inc., a Delaware corporation, in the capacity as representative, from and after the Effective Time, for the NuCube stockholders as of immediately prior to the Effective Time (the “Seller Representative”).

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 and 23,000,000 Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Warrants

As of June 30, 2026 and December 31, 2025, there were 18,575,000 Warrants outstanding, including 11,500,000 Public Warrants and 7,075,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Level 1 assets include investments in money market funds that invest solely in U.S. government securities.

As of June 30, 2026, cash and marketable securities held in the Trust Account were comprised of $858 in cash and $247,681,325 in a money market fund, which was invested primarily in Treasury Bills. At December 31, 2025, assets held in the Trust Account were comprised of $858 in cash and $243,357,378 in a money market fund, which was invested primarily in Treasury Bills. For the three and six months ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed consolidated financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the accompanying unaudited condensed consolidated statements of operations as net income. The measure of segment assets is reported on the accompanying condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash and marketable securities held in Trust Account	$247,682,183	$243,358,236
Cash	$23,197	$250,079

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$1,011,804	$175,476	$1,206,332	$383,373
Interest earned on cash and marketable securities held in Trust Account	$2,174,571	$2,544,350	$4,323,947	$4,940,148

LAUNCH TWO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

All other segment items included in net income are reported on the accompanying unaudited condensed consolidated statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed consolidated balance sheet date up to the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On August 7, 2026, an aggregate amount $750,000 was advanced by the Sponsor to the Company for working capital purposes.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in the Report under “Item 1. Financial Statements”.

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

NuCube Business Combination

The below subsection describes the material provisions of the NuCube Business Combination Agreement (as defined below), but does not purport to describe all the terms thereof. This summary of the NuCube Business Combination Agreement is qualified in its entirety by reference to the complete text of the NuCube Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 of which the accompanying unaudited condensed financial statements and these notes thereto form a part and is incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the NuCube Business Combination Agreement.

On June 25, 2026, the Company entered into a Business Combination Agreement with NuCube, Tesseract Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Jay McEntee, in the capacity as the representative, from and after the Effective Time (as defined below), for the shareholders of the Company as of immediately prior to the Effective Time and their successors and assigns (other than the NuCube stockholders) and IdealabAZ, Inc., a Delaware corporation, in the capacity as representative, from and after the Effective Time, for the NuCube stockholders as of immediately prior to the Effective Time (the “Seller Representative”).

Pursuant to the NuCube Business Combination Agreement and subject to the terms and conditions set forth therein, (i) on or prior to the closing (the “Closing”, and the date and time of the Closing, the “Closing Date”) of the transactions contemplated by the NuCube Business Combination Agreement (the “Business Combination”), the Company will de-register from the Register of Companies of the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation pursuant to Part 12 of the Companies Act (Revised) of the Cayman Islands and the applicable provisions of the General Corporation Law of the State of Delaware (the “Domestication”); and (ii) following the Domestication, (A) Merger Sub will merge with and into NuCube, with NuCube continuing as the surviving entity (the “Merger”) and, as a result of which, each share of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (after giving effect to the Preferred Conversion (as defined below)) shall no longer be outstanding and shall automatically be cancelled and cease to exist in exchange for the right to receive a number of shares of common stock of the Company, par value $0.0001 per share (the “SPAC Common Stock”) equal to the Exchange Ratio (as defined below), and (B) prior to the Effective Time, all outstanding shares of preferred stock of NuCube will either be exchanged for, or convert into, shares of NuCube Common Stock at the applicable conversion ratio (including any accrued or declared but unpaid dividends) in accordance with the NuCube’s organizational documents (the “Preferred Conversion”). As a result of the Merger and the Business Combination, NuCube will become a wholly owned subsidiary of the Company, all upon the terms and subject to the conditions set forth in the NuCube Business Combination Agreement.

At the Effective Time, each outstanding option (whether vested or unvested) (each, a “NuCube Option”) to purchase NuCube Common Stock will be assumed by and automatically converted into an option for shares of SPAC Common Stock (each, an “Assumed Option”) subject to the same terms, conditions, vesting schedule and other provisions as are currently applicable to such NuCube Options; provided that each Assumed Option will be exercisable for the number of shares of SPAC Common Stock equal to the product of the Exchange Ratio (as defined below) multiplied by the number of shares of NuCube Common Stock subject to the NuCube Option as of immediately prior to the Effective Time, rounded down to the nearest whole number, at an exercise price equal to the quotient of the per share exercise price of the NuCube Option divided by the Exchange Ratio, rounded up to the nearest whole cent.

At the Effective Time, each warrant to purchase NuCube Common Stock (each, a “NuCube Warrant”) that is outstanding and unexercised immediately prior to the Effective Time shall be assumed by the Company and automatically converted into a warrant for shares of SPAC Common Stock (each, an “Assumed Warrant”). Each Assumed Warrant will be subject to the same terms, conditions and other provisions as are currently applicable to the applicable NuCube Warrant; provided that each Assumed Warrant will be exercisable for the number of shares of SPAC Common Stock equal to the product of the Exchange Ratio multiplied by the number of shares of NuCube Common Stock subject to such NuCube Warrant as of immediately prior to the Effective Time, rounded down to the nearest whole number, at an exercise price equal to the quotient of the per share exercise price of such NuCube Warrant divided by the Exchange Ratio, rounded up to the nearest whole cent.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 13, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,162,771, which consists of interest income on cash and marketable securities held in the Trust Account of $2,174,571 and interest on operating cash of $4 partially offset by general and administrative costs of $1,011,804.

For the six months ended June 30, 2026, we had net income of $3,117,634, which consists of interest income on cash and marketable securities held in the Trust Account of $4,323,947 and interest on operating cash of $19, partially offset by general and administrative costs of $1,206,332.

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

For the six months ended June 30, 2026, cash used in operating activities was $226,882. Net income of $3,117,634 was affected by interest earned on cash and marketable securities held in the Trust Account of $4,323,947. Changes in operating assets and liabilities provided $979,431 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $316,414. Net income of $4,582,865 was affected by interest earned on marketable securities held in the Trust Account of $4,940,148, unrealized gain on marketable securities held in the Trust Account of $25,679. Changes in operating assets and liabilities used $66,548 of cash for operating activities.

As of June 30, 2026 and December 31, 2025, we had $23,197 and $250,079 of cash in our operating account, respectively. As of June 30, 2026 and December 31, 2025, we had a working capital deficit of $1,002,980 and working capital surplus of $203,333, respectively. As of June 30, 2026 and December 31, 2025, $16,532,183 and $12,208,236, respectively, of the amount earned on cash and marketable securities held in the Trust Account was available to pay taxes, if any.

As of June 30, 2026 and December 31, 2025, we had cash and marketable securities held in the Trust Account of $247,682,183 and $243,358,236, respectively (including approximately $16,532,183 and $12,208,236, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of income taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026 and December 31, 2025, we had cash held outside of the Trust Account of approximately $23,197 and $250,079, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through June 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 9, 2026. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on October 7, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $12,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, the Company incurred $37,500 and $75,000 in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2025, the Company incurred and paid $37,500 and $75,000 in fees for these services, which amounts are included in the accompanying condensed consolidated statements of operations.

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

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the Initial Public Offering. Other than estimating the value of the Public Warrants, we did not have any other critical accounting estimates as of June 30, 2026.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

On August 7, 2026, an aggregate amount $750,000 was advanced by the Sponsor to the Company for working capital purposes.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of June 25, 2026, by and among Launch Two Acquisition Corp., Tesseract Merger Sub Inc. and NuCube Energy, Inc. (1)

10.1	Form of Company Support Agreement, dated as of June 25, 2026, by and among Launch Two Acquisition Corp., NuCube Energy, Inc. and the holders party thereto. (1)

10.2	Form of Lock-Up Agreement, dated as of June 25, 2026, by and among Launch Two Acquisition Corp. and the holders party thereto. (1)

10.3	Sponsor Support Agreement, dated as of June 25, 2026, by and among Launch Two Acquisition Corp., NuCube Energy, Inc. and Launch Two Sponsor LLC. (1)

10.4	Non-Competition and Non-Solicitation Agreement, dated as of June 25, 2026, by and between Launch Two Acquisition Corp. and Cristian Rabiti. (1)

10.5	Form of Amendment to Insider Letter Agreement, dated as of June 25, 2026, by and between Launch Two Acquisition Corp., Launch Two Sponsor LLC and the other parties thereto. (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2026	Launch Two Acquisition Corp.

	By:	/s/ Jay McEntee
	Name:	Jay McEntee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)